Form 10KSB
period 2000-10-31
BLACK DIAMOND INDUSTRIES INC
filed 2002-04-24
CIK 1099218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                October 31, 2000

                           Commission File #

                          BLACK DIAMOND INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                                     Florida

         (State or other jurisdiction of incorporation or organization)

                                   65-0956097
                      (IRS Employer Identification Number)

                22154 Martella Avenue, Boca Raton, Florida 33433
               (Address of principal executive offices )(Zip Code)

                                 (561) 451-9674
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended October 31, 2000 $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2000, was: $-0-

Number of shares of the registrant's common stock outstanding as of October 31, 2000 was: 1,000,000

The Company does not have a Transfer Agent.

PART I

Item 1.  Description of Business

General

We were incorporated in Florida on June 11, 1998. We are a development stage company and have had no revenues to date. Since incorporation, our activities have been limited to actions related to our organization. Our business plan is to acquire a controlling equity interest in or assets of an operating company. Our administrative offices are located at 22154 Martella Avenue, Boca Raton, Florida 33433 and our telephone number is (561)451-9674. At October 31, 2000, our administrative offices were located at 2 South Biscayne Boulevard, Suite 2470, Miami, FL, 33131 and our telephone number was (305) 374-0022.

General

Elsie Sanchez was the incorporator of our company and served as Black Diamond' sole director and officer until August 13, 2000. In August, 2000 an investor group led by Peter Goldstein and Kenneth Greenberg (collectively, the "GreenGold Group") acquired control of Black Diamond Company. The GreenGold Group acquired control of Black Diamond for the purpose of listing Black Diamond's common stock on the OTC electronic bulletin board of the Nasdaq Stock Market, Inc. to facilitate a public market for the company's common stock. We intend to use our common stock to acquire a controlling equity interest in or the assets of a suitable operating company. The registration of our common stock under the Securities Exchange Act of 1934 was one step that we took to implement our business plan. We are only nominally capitalized and have no other assets, and no revenues or operations. Since our incorporation, we have not conducted any business other than in connection with our organization and the implementation of our business plan.

Black Diamond and companies of its type are commonly referred to as "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." Our management believes that certain privately-held companies are interested in "going public" through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private company's reconstitution as a publicly- traded corporation will aid the operating company in obtaining equity capital and in making acquisitions of other privately-held companies using stock on the theory that investors are more interested in purchasing equity securities where a public market for such securities exists.

In selecting a suitable operating company, although we have established no specific criteria, our management intends to focus on companies with

         *  a history of profitability
         *  the potential for future profits, and
         *  strength of management

Our management believes that companies operating in technology and goods or products- related industries have the greatest potential. However, if other factors exist which commend an operating company as a candidate, such as recent profitability or a recent improvement in operations or perceived potential or if the operating company is engaged in a line of business considered by our management to be strategic in relation to other businesses acquired or contemplated to be acquired by us, we will consider such other opportunities as they may arise. In general, we intend to be flexible about the criteria we will use to evaluate possible acquisition candidates.

We will undertake an examination and review of privately-held operating companies to identify a suitable candidate for a business to acquire. Once we identify a suitable candidate our management will, where necessary and appropriate, prepare a business plan for the operating company using their general experience and business acumen, or hire consultants to prepare analyses of the operating company's capital, production, marketing, labor and other related requirements.

Although we have conducted some preliminary investigations of operating companies that may be appropriate as acquisition candidates and, in some cases, have had preliminary discussions with representatives of such operating companies, we have not yet reached an agreement in principal with any company. We cannot assure you that we will ever be able to locate an operating company that we consider a suitable business opportunity and reach an acceptable agreement with its management, or that our management has the requisite experience to recognize and understand a business opportunity that would benefit us.

Our ability to complete any transaction may also be dependent on the availability of adequate financing, competition from other potential bidders and general market conditions. In the event that we are able to locate and conclude a shell reorganization with what we consider to be a suitable operating company, we cannot assure you that such company will be successful.

We believe that the most likely structure for a transaction with an operating company is a stock-for-stock exchange having the following features:

     *    qualification as a tax free reorganization

     * issuance of shares of common stock by Black Diamond to the shareholders of the operating company equal to approximately 90% to 95% of our issued and outstanding shares in exchange for the shares of the operating company, diluting existing shareholders to ownership equal to approximately 10% to 5%

     * appointment of a new slate of officers and directors of Baxter Capital who are appointees of the operating company

We intend if possible to structure any shell reorganization transaction so that the transaction may be approved by our board of directors without the need to obtain the consent of any shareholders. In the event that shareholder approval is required, Mr. Goldstein acting alone without any other shareholders has sufficient votes to approve any transaction without the need to obtain the approval of any other shareholders.

After giving effect to the expected terms of a shell reorganization with a suitable operating company, we expect that our company will operate as a holding corporation for the operating company.

We are subject to the periodic reporting requirements of Section 12(g) of the Exchange Act. These requirements oblige us to file with the Securities and Exchange Commission specified financial and other information regarding any company that is a party to a shell reorganization with us, including audited financial statements for any acquired companies. The financial statement requirements imposed by the Exchange Act will necessarily limit our pool of candidates with which we may engage in a shell reorganization to those entities with audited financial statements meeting the Commission's requirements.

We cannot assure you that we will find a suitable operating company willing to enter into a shell reorganization with us, or that we have the requisite experience to recognize and understand the business operations of an operating company suitable to enter into a shell reorganization with us.

Effective October 24, 2001, Kenneth Greenberg resigned as Chairman and president and director of the Company. Peter Goldstein continues as the sole director of the Company and was elected effective October 24, 2001 as President of the Company. Concurrently, the Board of Directors and shareholders of the Company approved certain amendments to the Company's articles of incorporation, including an increase in the authorized shares of common stock, par value $.001, to 10,000,000 shares. In addition, Messrs. Greenberg and Goldstein entered into agreements providing for, among other things, the assignment of shares owned by Mr. Greenberg and his wife to Goldco Properties Limited Partnership, a limited partnership controlled by Mr. Goldstein. Following the consummation of the transaction, Mr. Goldstein beneficially owned 928,200 shares of common stock of the Company, representing 92.82 % of the total outstanding shares.

Competition

Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. We expect competition to be intense for available operating companies.

Employees

We have no employees at the present time and does not contemplate hiring any employees until an operating company is acquired.

Item 2. Description of Property

Through an oral agreement with Peter Goldstein, who is our controlling shareholder and our sole officer and director, we are currently operating from the offices of Mr. Goldstein, which are located at 22154 Martella Avenue, Boca Raton, Florida 33433, at no cost to us for the use of office space, equipment rental or phone usage. We do not anticipate acquiring separate office facilities until such time as we complete a shell reorganization transaction with an operating company.

On October 31, 2000, we were operating from the offices of GreenGold International, Inc., which was located at 2 South Biscayne Boulevard, Suite 2470, Miami, FL, 33131, at no cost to us for the use of office space, equipment rental or phone usage.

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On April 24, 2002, there were 48 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange. On October 31, 2000 there were 49 shareholders of record.

Dividends

We do not intends to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

We were organized in June, 1998 for the purpose of engaging in any activity permitted under the laws of the United States and of the State of Florida. In August 2000, the GreenGold Group acquired a controlling interest in our common stock for the purpose of listing our common stock on the OTC electronic bulletin board of the Nasdaq Stock Market, Inc. to facilitate a public market for the common stock. We intend to use our common stock to acquire a controlling equity interest in or the assets of a suitable operating company.

The registration of our common stock under the Securities Exchange Act of 1934 was one step that we took to implement our business plan. We are in the business development stage and have no revenues or operations. Since our incorporation, we have not conducted any business other than in connection with our organization and the implementation of our business plan. We have only nominal assets from the sale of our stock to the GreenGold Group and certain other investors in a private transaction. We anticipate that we will obtain the additional funds to implement our business plan from capital contributions or loans made by shareholders, although they are under no obligation to provide us with any additional funding.

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

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

                                  ROBERT JARKOW
                           CERTIFIED PUBLIC ACCOUNTANT
                            3111 North Andrews Avenue
                         Fort Lauderdale, Florida 33309
                                 (954) 630-9070

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Black Diamond Industries, Inc.

           I have audited the accompanying balance sheet of Black Diamond Industries, Inc. at October 31, 2000 and 1999 and the related statement of operations, shareholders' deficit, and cash flows for the year ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond Industries, Inc. as of October 31, 2000 and 1999 and its cash flows for the year ended October 31, 2000 and 1999, in conformity with principles generally accepted in the United States of America.

March 4, 2002

                         BLACK DIAMOND INDUSTRIES, INC.

                                  BALANCE SHEET

                            October 31, 2000 and 1999

                                     ASSETS

                                                                                                     2000                 1999
                                                                                                 -------------        -------------
Current Assets

       Cash                                                                                   $           150     $            150

                                                                                              ----------------    -----------------
                                                                                              $           150     $            150
                                                                                              ================    =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability

       Due to related party                                                                   $          1667     $           1667
                                                                                              ----------------    -----------------

Shareholders' Deficit

       Common stock-$.001 par value; 1,000,000 Shares authorized;
            1,000,000 shares issued and outstanding                                                     1,000                1,000

       Deficit                                                                                         (2,517)              (2,517)
                                                                                                 -------------        -------------
                 Total shareholders' deficit                                                           (1,517)              (1,517)

                                                                                              ----------------    -----------------
                                                                                              $           150     $            150
                                                                                              ================    =================

              The accompanying notes are an integral part of these
                             financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                             STATEMENT OF OPERATIONS

                      Years Ended October 31, 2000 and 1999

                                                                                                2000                    1999
                                                                                       -------------------    ---------------------
Revenues                                                                               $              -0-     $              -0-

Expenses

       Professional fees                                                                                                     2,517

                                                                                       -------------------    ---------------------
Net (loss)                                                                             $              -0-     $             (2,517)
                                                                                       ===================    =====================

Net (loss) per share-basic and diluted                                                 $           0.0000     $            (0.0025)
                                                                                       ===================    =====================

Weighted average number of shares outstanding during the period-
       diluted and undiluted                                                                    1,000,000                1,000,000
                                                                                       ===================    =====================

         The accompanying notes are an integral part of these financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                           Year Ended October 31, 2000

                                                                  Common Stock
                                                            -------------------------------
                                                                Shares          Amount             Deficit
                                                            ---------------  --------------   ------------------
Balance October 31, 1999                                         1,000,000          $1,000              ($2,517)

       Operations for the year ended October 31, 2000                                                        -0-

                                                            ---------------  --------------   ------------------
Balance October 31, 2000                                         1,000,000          $1,000              ($2,517)
                                                            ===============  ==============   ==================

                  The accompanying note are an integral part of
                          these financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  For the Year Ended October 31, 2000 and 1999

                                                                                            2000                1999
                                                                                    -----------------   ------------------
Cash flows from operating activities

       Net (loss)                                                                   $              0    $          (2,517)
                                                                                    -----------------   ------------------

                     Net cash (used) by operations                                                 0               (2,517)
                                                                                    -----------------   ------------------

Cash flows from financing activities

       Increase in due to related party                                                           -0-               1,667
       Sale of common stock                                                                       -0-               1,000
                                                                                    -----------------   ------------------

                     Net cash provided by financing activities                                    -0-               2,667
                                                                                    -----------------   ------------------

                    Net increase in cash                                            $             -0-   $             150
                                                                                    =================   ==================

Supplemental disclosures of cash flow information:

       Interest paid                                                                $             -0-   $             -0-
                                                                                    =================   ==================
       Taxes paid                                                                   $             -0-   $             -0-
                                                                                    =================   ==================

              The accompanying notes are an integral part of these
                             financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

 Note 1. Nature of Business

          The Company was incorporated in Florida on June 11, 1998 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowing or a combination thereof.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

       Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

(Loss) Per Share

          Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. There are no items to give rise to diluted shares.

Note 3. Related Party

          The amount due to related party represents advances made to the Company by an entity controlled by the Company's principal stockholder. The amount is non interest bearing, unsecured, and due on demand.

Note 5. Income taxes

        At October 31, 2000 and 1999, the Company had net operating loss of approximately $2,500 expiring through 2014. The deferred tax benefit of the net operating loss of approximately $375 has been fully reserved for due to the uncertainty of its recognition.

        At October 31, 2000 and 1999, there are no other items that give rise to deferred income taxes.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company's accountant is Robert Jarkow, CPA, independent certified public accountant. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company, as of April 24, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age              Positions and Offices Held
----                                ---              --------------------------
Peter Goldstein                     39               President, Executive-Vice President;
                                                     Secretary; Treasurer; and Director

As of October 31, 2000, Kenneth Greenberg, 46, was the President, Chairman of the Board and a Director of the Company.

Business Experience

Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Since March 1998, Mr. Greenberg served as a principal shareholder, President, Treasurer and a Director of GreenGold International, Inc., a corporation engaged in business analysis, strategic growth and planning, and corporate reengineering for small and medium sized businesses. From April 1996 until March 1998, Mr. Greenberg was engaged as an independent business consultant. From August 1995 until April 1996, Mr. Greenberg served as the chief operating officer of Safe Alternative Corporation of America, Inc., a publicly traded corporation engaged in the development and marketing of a line of biodegradable, water-washable paint strippers for retail, commercial and industrial use. From March 1995 until August 1995, Mr. Greenberg served as the chief operating officer and vice-president of Italia Collection, Inc., a wholly owned subsidiary of Interiors, Inc., a publicly traded company. Italia Collection, Inc. is engaged in the manufacture and marketing of ceramic vases and bowls, sculpture, lamps, fine antique reproductions, picture frames and mirrors. From March 1994 until February 1995, Mr. Greenberg served as the Vice-President of Sales of Far East Ventures Inc., a corporation engaged primarily in the promotion of the development of trade relations between companies in the United States and China. From July 1993 to March 1994, Mr. Greenberg served as the Assistant to the President of Central Florida Investments, a corporation with approximately $400 million in annual revenues, engaged in the time share resort industry. From 1978 to July 1993, Mr. Greenberg served as the managing director and president of Sun Business Group, Inc., a corporation in the business brokerage industry and achieved the highest industry designation as a Certified

Business Intermediary.

Mr. Greenberg earned his Bachelor's Degree form the University of Florida in 1978 and currently holds a real estate broker's license in the state of Florida.

Peter Goldstein has been Executive Vice President, Secretary, Treasurer and Director of the Company since August 2000 and President since October, 2001. Mr. Goldstein has been Chairman of the Board, President, CEO and sole director of Global Business Resources, Inc. since 1996. In such capacity, Mr. Goldstein spends at least forty hours per week on our business and will continue to work full time in the future. Mr. Goldstein provides essential professional business consulting services for small to medium sized entrepreneurial companies. Mr. Goldstein was a partner in GreenGold International Corporation from 1998 to 2000, a management consulting firm headquartered in Miami, Florida. GreenGold is a business consulting company specializing in business analysis, strategic planning and corporate re-engineering of small to mid-sized companies. Mr. Goldstein attended the University of Miami from 1996 to 1998 during which time he earned a Masters of Business Administration degree in International Business.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

As of April 24, 2002, we filed have not filed a Form 3 for Peter Goldstein.

Item 10. Executive Compensation

The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of October 31, 2000 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

Name                                Number of Total Shares              % of Shareholdings
----                                ----------------------              ------------------
Kenneth Greenberg (1)(2)            476,600                             47.66%

Peter Goldstein (1)                 476,600                            47.66%

Nancy Greenberg (1)(2)              476,600                            47.66%

All officers and directors as a
group                               (3)953,200                         95.32%

(1)      Address is 2 South Biscayne Boulevard, Suite 2470, Miami, FL, 33131.

(2) Includes beneficial ownership of 476,600 shares of common stock held by Kenneth Greenberg and Nancy Greenberg as joint tenants by the entirety.

(3) Includes 476,600 shares of common stock held by Kenneth Greenberg, our chairman of the board and president and 476,600 shares of common stock held by Peter Goldstein, our secretary, treasurer and executive vice- president .

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of April 24, 2002 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

Name                                Number of Total Shares              % of Shareholdings
----                                ----------------------              ------------------
Peter Goldstein                     928,200                             92.82%
22154 Martella Avenue
Boca Raton, Florida 33433

Item 12. Certain Relationships and Related Transactions.

The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)
3.3      By-laws  (1)

(1) Incorporated by reference to the Company's Form 10-SB (SEC File No. 001-15545).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                BLACK DIAMOND INDUSTRIES INC.

                                By: /s/ Peter Goldstein
                                ----------------------------------------
                                        Peter Goldstein
                                        President and Director

Dated: April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                          Date

/s/ Peter Goldstein            President and Director         April 24, 2002
Peter Goldstein