Form 10KSB
period 2001-10-31
BLACK DIAMOND INDUSTRIES INC
filed 2002-04-24
CIK 1099218

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                October 31, 2001

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

Yes   [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended October 31, 2001 $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 24, 2002, was: $-0-

Number of shares of the registrant's common stock outstanding as of April 24, 2002 is: 1,000,000

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

General

Elsie Sanchez was the incorporator of our company and served as Black Diamond's sole director and officer until August 13, 1999. In August, 1999 an investor group led by Peter Goldstein and Kenneth Greenberg (collectively, the "GreenGold Group") acquired control of Black Diamond Company. The GreenGold Group acquired control of Black Diamond for the purpose of listing Black Diamond's common stock on the OTC electronic bulletin board of the Nasdaq Stock Market, Inc. to facilitate a public market for the company's common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On October 24, 2001, the holder of the majority of the outstanding shares of the Company approved certain amendments to the Company's articles of incorporation, including an increase in the authorized shares of common stock, par value $.001, to 10,000,000 shares. No shareholder meeting was held.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Plan of Operations

We were organized in June, 1998 for the purpose of engaging in any activity permitted under the laws of the United States and of the State of Florida. In August 1999, the GreenGold Group acquired a controlling interest in our common stock for the purpose of listing our common stock on the OTC electronic bulletin board of the Nasdaq Stock Market, Inc. to facilitate a public market for the common stock. We intend to use our common stock to acquire a controlling equity interest in or the assets of a suitable operating company.

Effective October 24, 2001, Kenneth Greenberg resigned as chairman and president and a director of the Company. Peter J. Goldstein continues as the sole director of the Company and was elected effective October 24, 2001 as president of the Company. In addition, Messrs. Greenberg and Goldstein entered into agreements providing for, among other things, the assignment of shares owned by Mr. Greenberg and his wife to Goldco Properties Limited Partnership, a limited partnership controlled by Mr. Goldstein. Following the consummation of the transaction, Mr. Goldstein beneficially owned 928,200 shares of common stock of the Company.

The registration of our common stock under the Securities Exchange Act of 1934 was one step that we took to implement our business plan. We are in the business development stage and have no revenues or operations. Since our incorporation, we have not conducted any business other than in connection with our organization and the implementation of our business plan. We have only nominal assets from the sale of our stock to the GreenGold Group and certain other investors in a private transaction. We anticipate that we will obtain the additional funds to implement our business plan from capital contributions or loans made by Peter Goldstein or the Goldco Properties Limited Partnership, although they are under no obligation to provide us with any additional funding.

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

                                  ROBERT JARKOW
                           CERTIFIED PUBLIC ACCOUNTANT
                            3111 North Andrews Avenue
                         Fort Lauderdale, Florida 33309
                                 (954) 630-9070

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Black Diamond Industries, Inc.

           I have audited the accompanying balance sheet of Black Diamond Industries, Inc. October 31, 2001 and 2000 and the related statement of operations, shareholders' deficit, and cash flows for the year ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond Industries, Inc. as of October 31, 2001 and 2000 and its cash flows for the year ended October 31, 2001 and 2000, in conformity with principles generally accepted in the United States of America.

March 4, 2002

                         BLACK DIAMOND INDUSTRIES, INC.

                                  BALANCE SHEET

                            October 31, 2001 and 2000

                                     ASSETS

Current Assets                                                                                      2001                2000
                                                                                                -------------       -------------
      Cash                                                                                  $            150     $           150

                                                                                            -----------------    ----------------
                                                                                            $            150     $           150
                                                                                            =================    ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability

      Due to related party                                                                  $           1667     $          1667
                                                                                            -----------------    ----------------

Shareholders' Deficit

      Common stock-$.001 par value; 1,000,000 Shares authorized;
           1,000,000 shares issued and outstanding                                                     1,000               1,000

      Deficit                                                                                         (2,517)             (2,517)
                                                                                                -------------       -------------
                 Total shareholders' deficit                                                          (1,517)             (1,517)

                                                                                            -----------------    ----------------
                                                                                            $            150     $           150
                                                                                            =================    ================

               The accompanying note are an integral part of these
                             financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                             STATEMENT OF OPERATIONS

                      Years Ended October 31, 2001 and 2000

                                                                                               2001                   2000
                                                                                      -------------------    --------------------
Revenues                                                                              $              -0-     $             -0-

Expenses                                                                                             -0-                   -0-

                                                                                      -------------------    --------------------
Net (loss)                                                                            $              -0-     $             -0-
                                                                                      ===================    ====================

Net (loss) per share-basic and diluted                                                $           0.0000     $            0.0000
                                                                                      ===================    ====================

Weighted average number of shares outstanding during the period-
      diluted and undiluted                                                                    1,000,000               1,000,000
                                                                                      ===================    ====================

          The accompanying note are an integral part of these financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                           Year Ended October 31, 2001

                                                                                    Common Stock
                                                                              -------------------------------
                                                                                  Shares           Amount          Deficit
                                                                              ----------------  -------------  -----------------
Balance October 31, 2000                                                            1,000,000         $1,000            ($2,517)

      Operations for the year ended October 31, 2001                                                                         -0-

                                                                              ----------------  -------------  -----------------
Balance October 31, 2001                                                            1,000,000         $1,000            ($2,517)
                                                                              ================  =============  =================

                  The accompanying note are an integral part of
                          these financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                  For the Year Ended October 31, 2001 and 2000

                                                                                            2001                    2000
                                                                                   -------------------    -----------------------
Cash flows from operating activities

      Net (loss)                                                                   $              -0-     $             -0-
                                                                                   -------------------    -----------------------

                     Net cash (used) by operations                                                -0-                   -0-
                                                                                   -------------------    -----------------------

                                                                                       ---------------       --------------------
                    Net increase in cash                                           $              -0-     $             -0-
                                                                                   ===================    =======================

Supplemental disclosures of cash flow information:

                                                                                       ---------------       --------------------
      Interest paid                                                                $              -0-     $             -0-
                                                                                       ---------------       --------------------
      Taxes paid                                                                   $              -0-     $             -0-
                                                                                   ===================    =======================

               The accompanying note are an integral part of these
                             financial statements.

                         BLACK DIAMOND INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2001

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

Note 5. Income taxes

        At October 31, 2001 and 2000, the Company had net operating loss of approximately $2,500 expiring through 2014. The deferred tax benefit of the net operating loss of approximately $375 has been fully reserved for due to the uncertainty of its recognition.

        At October, 2001 and 2000, there are no other items that give rise to deferred income taxes.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company, as of April 3, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age              Positions and Offices Held
----                                ---              --------------------------
Peter Goldstein                     39               President/Secretary/Treasurer/Director


Business Experience

Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Peter Goldstein has been Executive Vice President, Secretary, Treasurer and Director of the Company since August 1999 and President since October, 2001. Mr. Goldstein has been Chairman of the Board, President, CEO and sole director of Global Business Resources, Inc. since 1996. In such capacity, Mr. Goldstein spends at least forty hours per week on our business and will continue to work full time in the future. Mr. Goldstein provides essential professional business consulting services for small to medium sized entrepreneurial companies. Mr. Goldstein was a partner in GreenGold International Corporation from 1998 to 2000, a management consulting firm headquartered in Miami, Florida. GreenGold is a business consulting company specializing in business analysis, strategic planning and corporate re-engineering of small to mid-sized companies. Mr. Goldstein attended the University of Miami from 1996 to 1998 during which time he earned a Masters of Business Administration degree in International Business.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

As of April 24, 2002, we filed have not filed a Form 3 for Peter Goldstein. A Form 5 will not be filed for the Company's year ended October 31, 2001 since all reportable transactions for such fiscal year will be reported on the Form 3 to be filed with the Commission.

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
22154 Martella Avenue
Boca Raton, Florida 33433

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

PART IV

Item 13. Exhibits and Reports on Form 8-K
------------------------------------------

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

(1) Incorporated by reference to the Company's Form 10-SB (SEC File No. 001-15547).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             BLACK DIAMOND INDUSTRIES, INC.


                             By: /s/ Peter Goldstein
                             --------------------------------------------------
                                     Peter Goldstein
                                     President and Director

Dated: April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                         Date
                                    -----                         ----

/s/ Peter Goldstein                 President and Director        April 24, 2002
------------------------------
Peter Goldstein