Form 10KSB
period 2002-10-31
BLACK DIAMOND INDUSTRIES INC
filed 2002-12-09
CIK 1099218

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-KSB

× ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 _______________

Commission File Number: 0-30494

BLACK DIAMOND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0956097
(State of incorporation)	(I.R.S. Employer Identification No.)

150 East Palmetto Park Road, Suite 510, Boca Raton, Florida 33432
(Address of principal executive offices)

561-750-4450
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

There is no active trading market for the Registrant's Common Stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF NOVEMBER 17, 2002
Common Stock	13,911,525

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ].

BLACK DIAMOND INDUSTRIES, INC.

TABLE OF CONTENTS

Page
Cautionary Statement Regarding Forward-Looking Statements and Future Prospects 1	1

PART I

            Item 1.         Description of Business
            Item 2.         Description of Property
            Item 3.         Legal Proceedings
            Item 4.         Submission of Matters to a Vote of Security Holders

PART II

            Item 5.         Market for Common Equity and Related Shareholder Matters
            Item 6.         Management's Discussion and Analysis or Plan of Operation
            Item 7.         Financial Statements
            Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

            Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance
                                 with Section 16(a) of the Exchange Act
            Item 10.        Executive Compensation
            Item 11.        Security Ownership of Certain Beneficial Owners and Management
            Item 12.        Certain Relationships and Related Transactions
            Item 13.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            Signatures

BLACK DIAMOND INDUSTRIES, INC.

Cautionary Statement Regarding Forward-Looking Statements and Future Prospects

            This Annual Report on Form 10-KSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "expect", "estimate", "project", "intend", "plan," "will," "should," "could," "would," "anticipate," "believe," or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption "Risk Factors" in Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

General

            Black Diamond Industries, Inc. (the "Company" or "Black Diamond") is a Florida corporation which was incorporated on July 11, 1998. Prior to our acquisition of DDS Holdings, Inc. ("DDS USA") on November 14, 2002, our activities were limited to actions related to our organization. Our business plan was to acquire a controlling equity interest in or assets of an operating company.

            On November 14, 2002 we acquired DDS USA, a Nevada corporation, pursuant to a securities exchange agreement dated October 27, 2002, by and between the Company and each of the shareholders of DDS USA. Under the terms of the securities exchange agreement, the shareholders of DDS USA agreed to transfer all of the issued and outstanding shares of common stock of DDS USA to the Company in exchange for an aggregate of 12,535,500 shares of our common stock, or 68% of the issued and outstanding shares. Immediately prior to, and in connection with the securities exchange transaction, Peter Goldstein, the then-sole director and officer and majority shareholder of the Company, returned 13,564,350 shares of common stock of the Company to treasury. DDS USA holds the North, South and Central American rights to the sale and distribution of dry dissagregation technology, permitting the dry separation of agricultural products which can be sorted according to various properties, and which may have applications across numerous industries. Both the Company and DDS USA are development stage companies which have had no revenues to date.

            Certain former principal shareholders of DDS USA, constituting a majority of our outstanding shares, have filed with us a consent to a resolution which has been approved by our Board of Directors that will effect a change in our jurisdiction of incorporation to Delaware and a change of our name to DDS Technologies (USA), Inc. It is expected that these changes will be effective on December 19, 2002.

            The Company's principal executive offices are located at 150 East Palmetto Park Road, Suite 510, Boca Raton, Florida 33432, and its telephone number is (561) 750-4450.

Technology License

            The Company and DDS USA intend to commercialize certain technology which has been licensed by DDS Technologies Ltd.(""DDST"), a United Kingdom company which was a principal stockholder of DDS USA. The license provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDST. The terms of the agreement required DDS USA to pay the at the time of signing $500,000 and 3,500,000 shares of the common stock of DDS USA, which was subsequently exchanged for 3,500,000 shares of our common stock in the share exchange transaction with DDS USA. The license agreement also calls for DDS USA to pay a royalty to DDST as follows:

a)	49% of the net profits derived from the sale of products embodying the licensed technology
b)	24% of the net profits derived from the licensing and rental of products embodying the licensed technology;
c)	9% of net profits derived by from the sale of materials that are produced by machines embodying the licensed technology and subsequently sold for use in producing pharmaceutical additive, cosmetics or other products; and
d)	2% of the net profits derived from any source related to the licensed technology be donated to charity.

            DDST has completed a test facility in Parma, Italy. This facility has been constructed to introduce prospective clients to the technology in operation. The clients will be invited to process their raw materials, as per their own specifications and requirements, in order to obtain an accurate accounting of their potential benefits.

Description of the Disaggregation Dry System Technology

            The nutritional value of a product is based on the ability of a human or animal to assimilate the basic food value of the product. In vegetable products, the grip connection between the various components of the product often conditions the digestive value of the product. In fact, in the digestive system, a single alimentary substance can affect the digestive process in various ways. Therefore, to maximize the nutritional value the goal is to use every component to more completely fuse and proportionately mix each component of the vegetable structures (protein, starches, fibrous fractions, etc.). In order to accomplish the optimal result; the basic molecular components need to be separated in a controlled environment.

            The Disaggregation Dry System Technology is the result of years of research, which began in 1964 by a prestigious group of technical research analysts and scientists of the alimentary field. Engineer Umberto Manola, the founder DDST and a director and principal shareholder of the Company, has developed a system of "disaggregation" of structures, called "crushing to collision," through which the fragments of matter, both organic and inorganic, endure violent accelerations and decelerations, which cause the disaggregation of the structure. The particles are separated as a function of their specific weight. The technology and its end result is understood by the food industries, both for human and for animal consumption, to have a tremendous value both economically and nutritionally. Management believes that the results obtained utilizing the DDS technology are unattainable with any other currently available technology, since all available methods interact with the matter modifying (in some cases drastically) the natural property of the product originally introduced. Although research on the technology began over 35 years ago, only in the last few years has it been developed by Engineer Manola to the point of potential commercial application. Engineer Manola has filed with the European Patent Office an application covering the central of the technology, which has been assigned to DDST, which in turn, has licensed the technology to DDS USA.

Potential Applications and Marketing Plan

            We intend to initially concentrate our marketing/sales efforts on four market segments in which we believe that we can achieve quick penetration. These four markets are:

            Large Breweries. Our initial research indicates that the brewing industry would very receptive to a technology which could provide cost savings in the form of more efficient use of raw materials.

            Flour Processors, The Bakery Industry, Cereal Processors And Pasta Companies. These industries would have a keen interest in a technology which could offer a product with uniform glutens and yeast reactions while using a less expensive grain product. This technology would be of great interest to an industry that typically operates on small profit margins.

            Citrus. DDST's demonstration facility in Parma, Italy has shown superior results in the extraction of citrus oils and other by products to existing methods. We have had a number of discussions with Californian and Florida citrus producers that have indicated an interest in duplicating the efforts being undertaken in Sicily to convert the pumas that is a by-product of the oranges into saleable product. The potential profits which could be generated by the added recycling of the leftovers/by-products may be substantial. The process would resolve an enormous problem created by the leftovers of the citrus industry.

            Animal Feed. Our technology could have application in the market for both livestock and domestic pets. Preliminary tests have indicated that the livestock and pet industries can achieve cost savings in excess of twenty percent of their raw material cost. The technology allows the feed products, derived from a variety of raw materials, to be tailored to the specific nutritional requirements of each different type of animal.

            Our technology has potential application in a number of other industries which under consideration, including but not limited to the wine industry.

            Our intended customers are relatively large food processors. While we have had significant discussions with a number of these potential customers, selling to these companies involves a relatively long sales cycle with significant due diligence and testing on the part of the customers. Even though the system is in commercial operation in Europe, as of the date of this Annual Report, we have no agreements for the sale or lease of our equipment and there can be no assurance that we will achieve profitable operations.

Revenue Model

            Our business plan contemplates that we will lease machinery employing the Disaggregation Dry System Technology or enter into joint venture or strategic partner arrangements in which we will retain an equity interest in the profits from the sale of products processed with our machinery. We believe that this method of commercialization will yield quicker market acceptance and in the long-term provide higher cash flow and profits to the Company. However, while we are in discussions with a number of potential customers, we do not have any lease or joint venture contracts to date and we may be required to alter our revenue model if we are unsuccessful in reaching such agreements. In addition, our preferred revenue model will require us to obtain substantial additional financing. Since our expected customers are relatively large and creditworthy, and because we will not hold equipment in inventory prior to obtaining a contract, we believe we will be able to obtain such financing on terms that will provide a reasonable return to us. Nevertheless, if we are unable to finance the purchase of equipment we may need to revise our business model or reduce our expectations.

Manufacturing

            We do not anticipate manufacturing the equipment ourselves but rather intend to purchase the equipment from DDST. In the license agreement with DDST, it has agreed to manufacture equipment on our behalf and to maintain the sale price to us during the term of the license. Based upon current conditions, we believe that within several months DDST will be able to supply us with six machines per month. While we have certain rights to manufacture the equipment in the event that DDST is unable to meet our production requirements, in such event we may have difficulty meeting our manufacturing requirements and this could have an adverse effect on our financial results.

Competition

            As of the date of this Annual Report, we are unaware of any competitor which is focused on similar methods of increasing yields in food processing. However, there are numerous methods of increasing raw material yields using dissimilar processes and we will need to show attractive cost-savings to our customers in order to compete effectively. This is especially true given our new entry into this industry.

Patents and Proprietary Protection

            We rely on a combination of our licensed patent, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. We have obtained an exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. DDST is in the process of filing worldwide protection and has filed in Japan and the United States.  The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDST. Until such patent is issued we are particularly sensitive to the protection of trade secrets. It is our policy to require our customers, executive and technical employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. These agreements also generally provide that all confidential information relating to our business is the exclusive property of the Company.

Personnel

            As of December 5, 2002, the Company had 2 employees, each of whom is employed in an executive capacity. None of the Company's employees are represented by a labor union. Management believes its relations with its employees are good. As we begin to commercially market our products and services, we anticipate hiring a sales and marketing team as well as service technicians. We do not anticipate any difficulty in attracting qualified candidates

Government Regulation

            We are subject to various state and federal laws, regulations and guidelines relating to safe working conditions and sales practices. While our customers are generally subject to extensive regulation by the U.S. Food and Drug Administration, which may affect their specifications for products supplied by the Company, the Company's products and operations are not directly subject to such regulation.

Risk Factors

            Development Stage Company

            We are in the development stage and our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise including the absence of an operating history. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business and the competitive environment in which we will operate. The Company has had no operating revenues to date and there can be no assurance of future revenues. As a result of the start up nature of our business and the fact that it will incur start-up expenses, we may be expected, at least initially, to sustain operating losses.

            No Assurances of Revenue or Profitability

            We anticipate that our primary sources of revenue will come from leasing equipment employing Disaggregation Dry System Technology or from joint ventures employing such technology. There can be no assurance that we will be able to realize contracts with the target companies to provide our technology or products. As of the date of this Annual Report, no contracts have been executed us that will provide a reasonable assurance of revenues.

            Dependence on DDST

            We rely upon DDST to continue to develop the Disaggregation Dry System Technology, to prosecute and protect our licensed patents, and to manufacture the equipment that will be leased or sold by us. If DDST fails to perform under its agreements with us, there will be a material adverse effect on our financial condition and results of operations.

            Need for Additional Capital

            The development of our business may require significant additional capital in the future to, among other things, fund our operations, expand the range of products and services we offer and finance future acquisitions and investments. We have historically relied upon private sales of our equity to fund our operations. There can be no assurance, however, that these sources of financing, or alternative sources will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions or additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

            Dependence on Management, Need to Recruit Additional Personnel

            To date, we have depended upon the efforts of Mr. Ben Marcovich and Mr. Joseph Fasciglione, our chief executive officer and chief financial officer, respectively, and Mr. Lee Rosen, a consultant to the Company. The loss of any of their services would have a material adverse effect on the Company. We do not have any employment or other agreements with our key personnel, nor do we have any "key-man" insurance on them. In addition, if we are to be successful, we will need to recruit additional management depth as well as sales and marketing and technical personnel. While we believe that we will be able to recruit such personnel, we cannot provide any assurance to that effect.

            Lack of Established Trading Market

            As of the date of this Annual Report, there has not been a public market for our common stock and there can be no assurance that one will develop. In addition, the stock market in recent periods has experienced and continues to experience significant price and volume fluctuations, which have affected the market price of the stock of many companies and which have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as a shortfall in sales or earnings compared to securities analysts' expectations, changes in analysts' recommendations or projections or general economic and market conditions, may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

            The Company owns no real property and currently leases all of its office space. The Company leases the office space that houses its executive offices in Boca Raton, Florida, totaling approximately 1950 square feet. The lease expires in January 2007. The Company uses this facility for its executive, marketing, administrative, finance and management personnel.

ITEM 3. LEGAL PROCEEDINGS

            There are currently no legal proceedings pending to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Pursuant to an Information Statement dated September 27, 2002, effective as of October 17, 2002, the Company amended its Articles of Incorporation to increase its authorized capital stock from 1,000,000 shares of common stock to 25,000,000 and to authorize 1,000,000 shares of "blank check" preferred stock.

            Pursuant to an Information Statement dated November 29, 2002, which is anticipated to be effective as of December 19, 2002, the Company will change its jurisdiction of incorporation from Florida to Delaware and change its name to DDS Technologies (USA), Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

            Our shares of common stock have never been traded on any recognized stock exchange. On October 31, 2002 there were 49 shareholders of record.

Dividends

            The Company has not paid any cash dividends to shareholders. The declaration of any cash dividends will be at the discretion of the Board of Directors, and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. The Company does not intend to pay any cash dividends in the foreseeable future. Management intends to use earnings, if any, to develop and expand the Company's business.

Recent Sales of Unregistered Securities

            In connection with the acquisition of DDS USA, on November 17, 2002, the Company issued an aggregate of 12,535,500 shares of our common stock to the former stockholders of DDS USA. Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. No brokerage commissions were paid in connection with such transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

Financial Results

            During the fiscal years ended October 31, 2001 and 2002, we conducted no business operations. As a result, we had no revenue and all of our expenses were associated with maintaining our corporate existence.

Plan of Operations

            Effective as of November 14, 2002, we acquired all of the outstanding shares of DDS USA. DDS USA was organized in July 2002 and all of its expenses to date have been attributable to its organization, the acquisition of the license from DDST, the share exchange transaction with the Company, and the beginning commercial discussions with respect to our licensed technology.

            These expenses have been paid with the proceeds of private placements of securities by DDS USA prior to the share exchange transaction with the Company. In the aggregate DDS USA raised $965,000 which used to pay the cash cost of the license from DDST and the costs associated with the share exchange transaction with the Company. As of the date of this Annual Report, the Company's approximate cash balance was $350,000.

            The Company is in discussions with a number of significant food processors regarding a lease or a joint venture purchase of equipment employing our technology. As all of these parties are large, creditworthy companies, we do not anticipate any difficulty in financing purchases from DDST. Nevertheless, we will likely seek additional financing to finance our operations pending the commencement of sustainable cash flow.

ITEM 7. FINANCIAL STATEMENTS

            See Financial Statements provided at pages F-1 through F-__ hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(A) OF THE EXCHANGE ACT

            Certain information regarding the directors and executive officers of the Company is set forth below.

Name	Age	Position

Ben Marcovitch	64	President, Chief Executive Officer and Director
Joe Fasciglione	50	Chief Financial Officer, Treasurer and Secretary
Dr. Jacques DeGroote	76	Director
Umberto Manola	71	Director
Dr. Marc Mallis	51	Director

            The following is a description of the business experience of each of our directors and executive officers:

            Ben Marcovitch

            Ben Marcovitch, age 64, is Chairman and CEO of Gemini Capital Partners, a Financial Services firm, established in the UK  From 1996 to 1998, Mr. Marcovitch acted as a private investor and financial advisor. From 1994 to 1996, Mr. Marcovitch acted as Chairman and CEO of Triumph Investments Co., a portfolio management firm.  From 1986 to 1995, he acted as a Chairman and CEO of GNP Products, Inc, a publicly trade Food Products Company which manufactured and distributed food products throughout the United States.  Prior to GNP, from 1970 to 1982, Mr. Marcovitch successively acted as Chairman and President of Belgium Standards, CEO of Western, Allebee Oil & Gas Inc., CEO of Sogevox Inc., and CEO Sanitary Refuse Co.

            From 1963 to 1983 Mr. Marcovitch acted as CEO and President of Budget Fuels Inc., in Montreal Canada, which distributed refined petroleum products.  Form 1959 to 1963, he acted as Vice President of HY Grade fuels, Montreal, Canada, and was responsible for coordinating the buying, marketing, service and distribution of fuel in Montreal.  He is a member of the Canadian Petroleum Club, Montreal Chamber of Commerce, Bnai Brith Organizations and Various Business Organizations.

            Joe Fasiglione

            Joe Fasiglione , age 50, is the owner and president of Alliance Financial Services, a financial consulting company providing services to small and medium sized businesses.  From 1998 until 2000 Mr. Fasiglione was employed as a business analyst for AT&T Wireless Services where he provided financing analysis related to local cluster operations.   From 1995 to 1997, Mr. Fasiglione acted as Director of Business Operations for AT&T Wireless Services during which time he held primary responsibility for budget preparations, forecasting and various financial analysis.  From 1993 until 1994, Mr. Fasiglione acted as Operations Manager also for AT&T Wireless Services.  From 1990 to 1992, he held the position of CFO for Professional Reimbursement Solutions of Dallas, Texas, where he was responsible for all financial and administrative functions for a large closely held operation employing 28 people.  From 1983 until 1990, Mr. Fasiglione held at different times the positions of Regional Business Manager & Controller, Assistant Controller and Manager of Budgeting and Internal Reporting for Metromedia Paging of Dallas, Texas.  From 1981 until 1983 he acted as Corporate Accounting Manager for Homequity Relocation Services, Inc. of Wilton, Connecticut.  Mr. Fasiglione acted as Corporate Budget manager for Frank B. Hall & Company, Inc., a major international commercial insurance brokerage firm from 1979-1981 and as Senior Internal Auditor for Levitt Homes, Inc. from 1976 until 1979.  Mr. Fasiglione also served as a Staff Auditor for Grant Thornton Accountants and Management Consultants from 1975 to 1976 .

        Mr. Fasiglione holds a BBA in Accounting from Iona College, New Rochelle, New York, and a CPA designation from the same institution.  Mr. Fasiglione is a member of the American Institute of Certified Public Accountants.

        Dr. Jacques DeGroote

            Jacques DeGroote, age 76, has acted as a private consultant offering financial and economic advice and representation in negotiations from 1994 to the present. Dr. De Groote currently assists a number of companies in various capacities. From 1973 to 1994 Dr. DeGroote served as Executive Director of the International Monetary Fund. Dr. DeGroote also served as Executive Director of the World Bank (IBRD), the International Finance Corporation (IFC) and the International Development Association (IDA) from 1975 to 1991.

            During his tenure as joint Executive Director for the World Bank and International Monetary Fund, Dr. DeGroote's constituency included Belgium, Austria, Luxemburg, Turkey, Belarus the Czech Republic, Hungary, Karskhstan, the Slovak Republic and Slovenia. As a member of the Executive Board of the IMF, Dr. DeGroote made special contributions to the preparation and negotiation of stabilization programs for Turkey, Hungary and Czechoslovakia, which aided the transition of these countries from command economies to capital driven economies. Dr. DeGroote was also instrumental in reforming the IMF's system of compensatory financing. As a member of the Executive Board of the World Bank he made special contributions to the acceptance of non-project related lending, specialty oriented projects, and the involvement of the World Bank in the Private Sector.

            From April 1971 to November 1973 Dr. DeGroote headed the Research Department of the National Bank of Belgium, with the rank of Deputy Director. From May 1969 to November 1973 he acted as Financial Counselor of the Belgium Delegation to the OECD in Paris. He headed several working groups, examining the first proposal for a multilateral agency guaranteeing private investments. From March 1966 to May 1969 Dr. DeGroote acted as Economic Advisor to the Republic of Zaire and Advisor to the Governor of the National Bank of Zaire. He was responsible for Zaire's economic rehabilitation, and for negotiations with the IMF, the World Bank and the U.S. government. The 1967 program resulted in the only period of growth of the Zairian economy since Independence (1968-1971), and is cited by the IMF and World Bank as one of the most successful stabilization efforts ever undertaken under their aegis. During this period Dr. DeGroote was also in charge of Zaire's negotiations for nationalizing and reactivating Gecamines (the former Union Miniere).

            From July 1965 to March 1966 Dr. DeGroote acted as Financial Counselor of the Belgium Delegation to the OECD in Paris. From May 1963 to July 1965 he acted as Advisor to the Foreign Department of the National Bank of Belgium, represented Belgium in the Ossala group which was formed to study the creation of a new reserve instrument and submitted the first proposals favoring a collective unit to be created by the IMF, which led to the SDR. From April 1960 to May 1963 he was Assistant to the Belgium Executive Director of the International Monetary Fund and World Bank in Washington. From January 1957 to April 1960, Dr. DeGroote served as Attachè at the National Bank of Belgium, where his responsibilities included negotiation of the payment agreements with the countries of Eastern Europe. During the first few months of 1960, he served as secretary of the committee preparing the Belgian-Zairian Economic Round Table.  Dr. DeGroote is a shareholder in DDST which holds a significant interest in DDS and, as a result, he will hold ownership in the Company following the Exchange Transaction.

            Dr. DeGroote's academic history includes, from July 1955 to January 1957, acting as Assistant at the University of Cambridge (United Kingdom) and Assistant at the University of Louvain. From 1963 to 1992 Dr. DeGroote held the position of Professeur Ordinaire in the Economics Department of the University of Namur (Belgium) where he taught courses on money and credit, monetary mechanisms and institutions, and current problems of international finance. From 1963 to 1973, Dr. DeGroote held the position of Professeur Extraordinaire at the University of Louvain. From 1957 to 1960 and from 1963 to 1965 he also acted as a Lecturer at the Catholic University of Lille where he taught courses on structural economics and the history of economic thought.

            Dr. DeGroote holds a D. Juris from University of Louvain, Belgium, an M.A. Economics from Cambridge University, United Kingdom a Licencie en Sciences Economiques from Louvain University, Belgium and a Licencie en Sciences Politiques et Administratives from Louvain University, Belgium.

            Dr. DeGroote is highly decorated and holds the Grand Officer of the Order of Leopold I (Belgium), Grand Officer of the Order of Orange-Nassau, (Luxembourg), Commander of the Order of Merit of Austria, Commander of the Order of Luxembourg, Red Star of the Hungarian People with Gold Palm, Officer of the Order of Zaire,

            Dr. DeGroote also contributes his time as Director of the Belgian-American Educational Foundation, founded in 1921, to sponsor exchanges between U.S. and Belgian universities, and from 1980 to 1989, as a member of the jury of the King Baudevin Foundation's biannual prize for important contributions to the struggle against poverty or underdevelopment.

            Umberto Manola

            Umberto Manola, age 71, is a researcher in biological techniques for the treatment of cereals. He concentrates on systems for the dehumidification and extraction of basic molecular elements (organic active principles) which allow for zero environmental impact. Currently he collaborates with several well-known research institutes in analyzing nutritional applications in different geographical areas.

            Mr. Manola holds patents in the methodology of air separation, methodology of molecular division and the methodology of micronization in double tandem.  Mr. Manola is the inventor and patent holder of the technology under license by DDST.  Mr. Manola is a shareholder in DDST. Under the license agreement, DDST is entitled to nominate one director to the Board. Mr. Manola is DDST's nominee.

            Mr. Manola holds a Diploma of Abteilun engineer from St. Wales, and a Degree in milling technology, from Turin, Italy (Laurea in tecnica molitoria a Torino)

            Dr. Marc Mallis, M.D.

            Dr. Mallis is a principal with Retina Vitreous Associates of Florida Agia, Mallis and Pautler P.A. Inc., from 1980 to the present, where he is engaged in the practice of medicine with a specialty in ophthalmology.

            Dr. Mallis graduated from New York Medical College and attended the Ophthalmology Course of Stanford University School of Medicine. Dr. Mallis interned at Geisinger Medical Center, Department of Ophthalmology in Danville, Pennsylvania, performed his residency at New York Medical College, Department of Ophthalmology, Valhalla New York, and received a Vitreo-Retinal fellowship at Ohio State University, Columbus, Ohio.

            Consultant

            Mr. Lee Rosen is a consultant of the Company.

            Mr. Rosen is 49 years old.  During the previous five years, Mr. Rosen was a consultant in private practice and a private investor.

Section 16(a) Compliance

            Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required to furnish the Company with copies of Section 16(a) forms they file. On April 30, 2002, we filed a Form 3 [for who] which was required to be filed by April 23, 1999.

ITEM 10. EXECUTIVE COMPENSATION

            During the fiscal year ended October 31, 2002, the Company's sole officer and director did not receive any compensation for his services rendered to the Company, and did not accrue any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Employment Agreements

            The Company currently has no employment agreements. [Describe current compensation arrangements]

Stock Option Plans

            The Company currently has no stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 17, 2002 by the following persons:

each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

each of our directors and executive officers; and

all of our directors and executive officers as a group.

NUMBER OF SHARES

NAME AND ADDRESS	BENEFICIALLY OWNED	PERCENTAGE OWNED
Ben Marcovitch (President) 17332 Saint James Court Boca Raton, FL 33496	800,000	5.75%

Joseph Fasciglione (Secretary & Treasurer) 14199 Aster Avenue Wellington, FL 33414	100,000	0.72%

Umberto Manola (Director) DDS Technologies Ltd. 21 S. George Road London, UK	3,500,000	25.6%

Dr. Jacques DeGroote (Director) 150 E. Palmetto Park Road Suite 510 Boca Raton, FL 33432	Nil	Nil

Dr. Marc Mallis (Director) 2975 Rolling Woods Drive Palm Harbor, FL 34683	700,000	5.03%

DDS Technologies Ltd.(1) 21 S. George Road London, UK	3,500,000	25.16%

Mallis Limited Partnership(2) 2975 Rolling Woods Drive Palm Harbor, FL 34683	700,000	5.03%

All directors and officers as a group (5 Persons)	5,100,000	36.7%

 (1) DDS Technologies Ltd. holds the patent for a dry dissagregation technology which is licensed by Black Diamond. Umberto Manola and Dr. Jacques DeGroote, who are both Directors of Black Diamond Industries, hold 60% and 2% of the outstanding shares of common stock of DDS Technologies Ltd. respectively.

(2) Dr. Marc Mallis, MD is the General Partner of The Mallis Limited Partnership and is a Director of Black Diamond Industries. Shares held by The Mallis Limited Partnership are owned beneficially by Dr. Mallis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Peter Goldstein, who during the last completed fiscal year was the sole director and officer of the Company, extended a non-interest bearing loan to the Company in the amount of $1667.00, which loan was repaid by the Company in connection with the completion of the transaction with DDS USA.

            Mr. Goldstein is party to a consulting agreement by and between himself and the Company, which became effective upon closing of the transaction with DDS USA.  Under the terms of the Consulting Agreement, Mr. Goldstein is entitled to receive payment in the amount of $58,333 in exchange for providing assistance and information to the Company for such period as is required by the Company to properly consummate the change in ownership transition.  Mr. Goldstein is, in addition, party to a lockup agreement by and between himself and the Company pursuant to which he has agreed to limit his sale of Common Stock during a 24 month period commencing upon the consummation of the transaction.

  Item 13. Exhibits and Reports On Form 8-K

        (a)       Exhibits

                   See Exhibit Index

        (b)     Reports on Form 8-K

Signatures

In Accordance with Section 13 or 15(d) of the Exchange Act, The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND INDUSTRIES, INC.
Signature	Title	Date
/s/ Ben Marcovitch	President & Director	December 6, 2002
Ben Marcovitch

/s/ Dr. Marc Mallis		December 6, 2002
Dr. Marc Mallis	Director

Dr. Jacques DeGroote	Director	December 6, 2002
Dr. Jacques DeGroote

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

--------------------------------------

        I, Ben Marcovitch , President of Black Diamond Industries, Inc., hereby certify that:

        1. I have reviewed this annual report on Form 10-KSB of Black Diamond Industries, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

/s/ Ben Marcovitch
 By: Ben Marcovitch
President

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002

--------------------------------------

        I, Joseph Fasciglione, Secretary and Treasurer of Black Diamond Industries, Inc., hereby certify that:

        1. I have reviewed this annual report on Form 10-KSB of Black Diamond Industries, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002

/s/ Joseph Fasciglione
 By: Joseph Fasciglione
Secretary and Treasurer

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of the Registrant filed with the Florida Secretary of State on June 11, 1998 (incorporated herein by reference to the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999).
3.2	Articles of Amendment to Articles of Incorporation of the Registrant filed with the Florida Secretary of State on August 13, 1999 (incorporated herein by reference to the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999).
3.3	Amended and restated bylaws of Registrant (incorporated herein by reference to the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 13, 1999).
4.1	Registration Rights Agreement by and among Black Diamond Industries, Inc. and each of the shareholders of DDS Holdings, Inc. dated November 14, 2002 (incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 2, 2002).
10.1	Securities Exchange Agreement by and among Black Diamond Industries, Inc., and each of the shareholders of DDS Holdings, Inc., dated October 27, 2002 (incorporated herein by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on December 2, 2002).
10.2	Consulting Agreement by and between Black Diamond Industries, Inc. and Peter Goldstein, dated, November 14, 2002 (incorporated herein by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on December 2, 2002).
10.3	Lock -up Agreement by and between DDS Holdings, Inc. and Peter Goldstein, dated October 27, 2002 (incorporated herein by reference to the registrant's Form 8-K filed with the Securities and Exchange Commission on December 2, 2002).
10.4	Indemnification Agreement by and between the Registrant and DDS Technologies, Inc. dated October 29, 2002.
10.5	License Agreement by and between DDS Holdings, Inc. and DDS Technologies Ltd, dated August 29, 2002.
10.6	Letter Agreement by and between DDS Holdings, Inc. and DDS Technologies amending the terms of the License Agreement dated December 5, 2002.
21.1	Subsidiaries of Registrant.
99.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act 2002.

ROBERT JARKOW
CERTIFIED PUBLIC ACCOUNTANT

3111 North Andrews Avenue
Fort Lauderdale, Florida 33309

(954) 630-9070

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
DDS Holdings, Inc.

            I have audited the accompanying balance sheet of DDS Holdings, Inc. and Subsidiary (a development stage company) as of November 14, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year ended October 31, 2002, and the period ending November 14, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

            I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

            In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DDS Holdings, Inc. and Subsidiary (a development stage company) as of November 14, 2002, and the results of its operations and cash flows for year ended October 31, 2002, and the period ending November 14, 2002, in conformity with accounting principles generally accepted in the United States of America.

November 20, 2002

DDS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

The accompanying notes are an integral part of these financial statements.

DDS HOLDINGS, INC. and SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

November 14,2002

ASSETS

Current Asset
Cash	$256,564
Total current asset	$256,564

License	4,000,000
$4,256,564

SHAREHOLDERS' EQUITY

Preferred stock-$.0001 par value; 10,000,000 Shares Authorized; no shares issued and outstanding	$-0-
Common Stock-$.001 par value; 25,000,000 Shares authorized; 13,911,525 shares issued and outstanding	4,324,563
Deficit accumulated during the development stage	-67,999
Total shareholders' equity	4,256,564
$$4,256,564

The accompanying notes are an integral part of these financial statements.

DDS HOLDINGS, INC. and SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

Year Ended October 31, 2002
Period Ended November 14, 2002
Inception (June 11, 1998) to November 14, 2002

	November 14, 2002	October 31, 2002	(Deficit) accumulated during the development stage

Revenues	$-0-	$-0-	$-0-
General and administrative expenses	2,507	62,975	67,999

Net (loss)	$-2,507	$-62,975	$67,999

Net (loss) per share-basic and diluted	$-0.0002	$-0.0189	$-0.0053

Weighted average number of shares outstanding during the period- diluted and undiluted	12,866,848	3,328,136	12,866,848

The accompanying notes are an integral part of these financial statements.

DDS HOLDINGS, INC. and SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY

Inception (June 11, 1998) to November 14, 2002

	Common Stock
	Shares	Amount	(Deficit) accumulated during the development stage
Balance October 31, 2002	9,445,629	$1,845	$-2,517
Stock sold for cash, net of costs	765,896	682,718
Stock issued for license	3,500,000	3,500,000
Net (loss) for the year ended October 31, 2002			-62,975
Balance October 31, 2002	13,711,525	4,184,563	-65,492
Stock sold for cash	200,000	200,000
Acquisition of public shell		-60,000
Net (loss) for period ended November 14, 2002			-2,507
Balance November 14,2002	13,911,525	$4,324,563	$-67,999

The accompanying notes are an integral part of these financial statements.

DDS HOLDINGS, INC. and SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

Year Ended October 31, 2002
Period Ended November 14, 2002
Inception (June 11, 1998) to November 14, 2002

	November 14, 2002	October 31, 2002	Cash Flows during the development stage

Cash flows from operating activities
Net (loss)	-$2,507	-$62,975	-$67,999
Net cash (used) by operating activities	-2,507	-62,975	-67,999
Cash flows from investing activities
Cash paid for license		-500,000	-500,000
Net cash (used) by investing activities		-500,000	-500,000
Cash flows from financing activities
Sale of common stock for cash	200,000	681,896	884,563
Acquisition of public shell	-40,000	-20,000	-60,000
Net cash provided by financing activities	160,000	661,896	824,563
Net increase in cash	157,493	98,921	256,564
Cash-beginning	99,071	150	-0-
Cash-ending	$256,564	$99,071	$256,564
Noncash investing activities Common stock issued for license		$3,500,000	$3,500,000

DDS HOLDINGS, INC. and SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 14, 2002

Note 1. Public Entity

            On November 14, 2002, an inactive public shell corporation, Black Diamond Industries, Inc. (formed June 11, 1998), with no assets or liabilities, was acquired by a privately held company (formed July 17, 2002) which had no revenue and is in the development stage.
            The owners of the private company received 90% of the public entity in exchange for 100% of their stock in the private company and the privately owned company became a subsidiary of the public entity. The public company changed its name to DDS Holdings, Inc.
            The transaction was accounted for as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the recorded assets, liabilities, and operations of the private company were carried forward at historical amounts and the equity has been restated to give effect to the transaction from inception.

Note 2. Summary of Significant Accounting Policies

Nature of Operations
            On August 29, 2002, the Company acquired a license to market a technology know as "Longitudinal Micrometric Separator For Classifying Solid Particulate Materials". See Note 3.
            The license is for technology that has recently been developed. Management has not yet determined the useful life of the license.
            Operations to date have consisted of acquisition of the license and the development of a marketing plan.

Use of Estimates
            Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Cash Concentration
            The Company maintains its cash in bank deposit accounts which may exceed the $100,000 federally insured limits.

Loss Per Share
            Loss per share is calculated by dividing net loss by the average number of shares outstanding during the period.
            At November 14, 2002 there are no shares that would cause a dilution of loss per share.

DDS HOLDINGS, INC. and SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 14, 2002

Note 3. License

            On August 29, 2002, the Company (the licensee) entered into an agreement with DDS Technology, Ltd (the licensor, a United Kingdom company) which is the owner of a European patent application dated May 28, 2002. The agreement grants to the Company use of the technology in the geographic area of North, Central, and South America, (excluding Cuba) and the right of first refusal for other areas or should either entity decide to sell their company.
            The technology is used to convert discarded waste materials and residuals of the production of pharmaceutical, cosmetic, and food production, using grain or other products, to produce a stabilizing effect on the product.
            The agreement will expire on May 28, 2022. The Company paid $500,000 cash plus 3,500,000 shares of its common stock- valued at $1 per share- which was the fair market value of common stock sold under Regulation D of the Securities and Exchange Act (see Note 6.).
            The agreement also allows the licensor to one member on the board of directors.
            The Company will pay: (1) 24% of the net profits derived from the licensing and rental of the technology, or (2) 49% of the net profits derived from the sale of materials that are produced by machines utilizing the technology, and (3) 2% of the net profits of the technology to a charity designated by the licensor. Net profit is determined using generally accepted accounting principles of the United States of America.
            This agreement can be terminated by either party upon the other@s default if not corrected within 60 days.
The laws of the United Kingdom will govern until the Company becomes publicly traded, after which the laws of the State of Florida will govern.

Note 4. Operating Facilities

            On October 25, 2002, the Company entered into a five year lease for office space expiring on October 25, 2007 (with options expiring through 2013). Occupancy is anticipated be in January 2003. A security deposit of $5,000 due upon occupancy. Minimum lease commitments are as follows: 2003 is $32,060; 2004 is $33,031; 2005 is $34,003; 2006 is $34,974; 2007 is $35,946.

DDS HOLDINGS, INC. and SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 14, 2002

Note 5. Income Tax

            At November 14, 2002, the Company had net operating loss carryforwards, of approximately $68,000, available to offset taxable income through 2017. The deferred tax benefit of the net operating loss carryforwards, of approximately $10,000, has been fully reserved for due to the uncertainty of its recognition.

            At November 14, 2002, there are no items that give rise to deferred income taxes.

Note 6.Common Stock

            In July 2002, the Company began a private placement offering of 2,500,000 shares of its common stock at $1 per share. As of November 14, 2002, 965,896 shares have been sold. The costs of the offering were offset to the amount of capital raised. The stock was sold pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

Note 7. Private Company

            At November 14, 2002, the private company@s financial highlights are as follows:

Cash	$256,564
License	4,000,000
Common Stock	4,381,896
Deficit	(65,332)