Form 10KSB/A
period 2002-10-31
BLACK DIAMOND INDUSTRIES INC
filed 2002-12-09
CIK 1099218

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-KSB/A

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

BLACK DIAMOND INDUSTRIES, INC.

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements and Future Prospects

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
c)	49% of net profits derived by from the sale of materials that are produced by machines embodying the licensed technology and subsequently sold for use in producing pharmaceutical additive, cosmetics or other products; and
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

       Following the signature page hereof

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

NUMBER OF SHARES

NAME AND ADDRESS	BENEFICIALLY OWNED	PERCENTAGE OWNED
Ben Marcovitch (President) 17332 Saint James Court Boca Raton, FL 33496	800,000	5.75%

Joseph Fasciglione (Secretary & Treasurer) 14199 Aster Avenue Wellington, FL 33414	100,000	0.72%

Umberto Manola (Director) DDS Technologies Ltd. 21 S. George Road London, UK	3,500,000	25.2%

Dr. Jacques DeGroote (Director) 150 E. Palmetto Park Road Suite 510 Boca Raton, FL 33432	Nil	Nil

Dr. Marc Mallis (Director) 2975 Rolling Woods Drive Palm Harbor, FL 34683	700,000	5.0%

DDS Technologies Ltd.(1) 21 S. George Road London, UK	3,500,000	25.2%

Mallis Limited Partnership(2) 2975 Rolling Woods Drive Palm Harbor, FL 34683	700,000	5.03%

Mr. and Mrs. Lee Rosen	1,180,000	8.5%
c/o Black Diamond Industries Inc. 150 E. Palmetto Park Road Suite 510 Boca Raton, FL

All directors and officers as a group (5 Persons)	5,100,000	36.7%

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

(3) Of these shares, 605,000 shares are owned of record by Lee Rosen and 575,000 shares are owned of record by Julia Rosen.

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

BLACK DIAMOND INDUSTRIES, INC.
Signature	Title	Date
/s/ Ben Marcovitch	President & Director	December 6, 2002
Ben Marcovitch

/s/ Dr. Marc Mallis		December 6, 2002
Dr. Marc Mallis	Director

/s/ Dr. Jacques DeGroote	Director	December 6, 2002
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