Form 10QSB
period 2003-01-31
DDS TECHNOLOGIES USA INC
filed 2003-03-17
CIK 1099218

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30494

DDS Technologies USA, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	81-0582603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 East Palmetto Park Road
Suite 510
Boca Raton, Florida 33432
(Address of Principal Executive Offices)

(561) 750-4450
(Issuer's telephone number)

Black Diamond Industries, Inc.
22154 Martella Avenue, Boca Raton, Florida   33433
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2003: 14,211,150 shares of common stock outstanding, $0.001 par value.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

DDS Technologies USA, Inc. ( A development stage company) Balance Sheet January 31, 2003 Unaudited
ASSETS

Current Assets
Cash	$ 120,344
Prepaid expenses	9,177

Total Current Assets	$ 129,521

Fixed Assets (net of accumulated depreciation of $107)	12,813
License	4,700,000

TOTAL ASSETS	$4,842,334

SHAREHOLDERS' EQUITY

Preferred stock-$.0001 par value; 1,000,000 Shares Authorized;
no shares issued and outstanding	$ -

Common Stock-$.0001 par value; 25,000,000 Shares authorized;
14,711,190 shares issued and outstanding	5,124,563

Deficit accumulated during the development stage	(282,229)

TOTAL SHAREHOLDERS' EQUITY	$4,842,334

The accompanying notes are an integral part of these financial statements

DDS Technologies USA, Inc. ( A Development stage company) Statements of Operations Period Ended January 31, 2003 Year Ended October 31, 2002 Unaudited

			Accum deficit
			during the
	January 31,	October 31,	Development
	2003	2002	Stage

Revenues	$ -	$ -	$ -

Expenses
Professional services and fees	158,034	0	158,034
General and administrative expenses	56,196	67,999	124,195

Total Expenses	$ 214,230	$ 67,999	$ 282,229

Net (loss)	$ (214,230)	$ (67,999)	$ (282,229)

Net (loss) per share-basic and diluted

Weighted average number of shares outstanding
during the period - diluted and undiluted	14,161,525	3,328,136

The accompanying notes are an integral part of these financial statements

DDS Technologies USA, Inc. ( A Development stage company) Statements of Cash Flows Period Ended January 31, 2003 Year Ended October 31, 2002 Unaudited

			Cash Flows
			during the
	January 31 2003	October 31,	Development
		2002	Stage

Cash Flows from operating activities

Net (loss)	$(214,230)	$ (67,999)	$ (282,229)
Acquisition of assets	(22,097)		(22,097)
Add back depreciation exp	107		107
Net cash (used) by operating activities	(236,220)	(67,999)	(304,219)

Cash flows from investing activities

Cash paid for license	(200,000)	(500,000)	(700,000)

Net cash (used)byinvesting activities	(200,000)	(500,000)	(700,000)

Cash flows from financing activities

Sale of common stock for cash	300,000	884,563	1,184,563
Acquisition of public shell		(60,000)	(60,000)

Net cash provided by financing activities	300,000	824,563	1,124,563

Net increase (decrease) in cash	(136,220)	256,564	120,344

Cash - beginning	256,564	0
Cash - Ending	120,344	256,564	120,344

Noncash investing activities

Common stock issued for license	500,000	3,500,000	4,000,000

The accompanying notes are an integral part of these financial statements

DDS Technologies USA, Inc. ( A Development stage company) Statements of Shareholders Equity Period Ended January 31, 2003 Year Ended October 31, 2002 Unaudited

			Common Stocks

					Accum deficit
					during the
					Development
			Shares	Amount	Stage

Balance October 31, 2002			13,711,525	$4,184,563	($67,999)

Stock sold for cash, net of costs			500,000	500,000
Stock issued for license			500,000	500,000
Acquisition of public shell				(60,000)

					(214,230)
Net (loss) for period ended January 31, 2002

Balance January 31, 2003			14,711,525	$5,124,563.00	($282,229)

The accompanying notes are an integral part of these financial statements

Weighted Avg Calculation:	shares O/S	# days		Wghtd shares

Date	13711525	90		1,234,037,250
11/15/02	200000	75		15,000,000
12/30/02	300000	60		18,000,000
1/15/03	500000	15		7,500,000
Total	14711525			1,274,537,250
				90
				14,161,525

Note 1. Summary of Significant Accounting Policies

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and
Exchange Commission. However, in the opinion of DDS Technologies USA, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the fiscal year ended October 31, 2002 for additional information relevant to significant accounting policies followed by the company.

Item 2. Managements Discussion and Analysis of Financial condition and results of operation

DDS Technologies USA, Inc. is a development stage company, which, since inception has not generated any revenues. The company has been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation system for North America, Central America, The Caribbean (excluding Cuba), South America and Africa.

The Disaggregation Dry System (DDS) technology system is a unique patent-pending process whereby fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing causing the disaggregation of the structure. This technology and its end results are understood by the various food industries to have tremendous value both economically and nutritionally. Management believes that the results obtained utilizing the DDS technology is unattainable with any other currently available technology.

From inception through January 31, 2003 the company has accrued an accumulated deficit of approximately $282,000. We anticipate that losses from operations will continue for at least the next two quarters primarily due to the relative long sales cycle and significant due diligence and testing on the part of the customers. We have marketed our technology to various large US and Latin American companies and anticipate the some contracts may be signed soon. However there can be no assurance that the DDS technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

To date, the company has relied on management's ability to raise capital through equity private placement financing to fund its operations and believes it has the ability to continue to raise additional capital if needed for ongoing operations for the remainder of the fiscal year.
However, without the raising of additional capital, management believes that it would unlikely continue to operate as a going concern.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Background and Basis of Presentation

            Prior to the acquisition of all of the outstanding shares of DDS Holdings, Inc. on November 14, 2002, we conducted no business other than to seek a suitable acquisition partner. On November 14, 2002 we acquired DDS Holdings, Inc., or DDS Holdings, a Nevada company, pursuant to a securities exchange agreement dated October 27, 2002, by and between the company and each of the shareholders of DDS. Under the terms of the securities exchange agreement, the shareholders of DDS Holdings agreed to transfer all of the issued and outstanding shares of common stock of DDS Holdings to the Company in exchange for an aggregate of 12,535,500 shares of common stock, or 68% of the issued and outstanding shares, of the Company. Immediately prior to, and in connection with the securities exchange transaction, Peter Goldstein, the sole director and officer and majority shareholder of the Company returned 13,564,350 shares of common stock of the Company to treasury. For accounting purposes, the transaction was accounted for as a "reverse acquisition." As a result, for accounting purposes DDS Holdings is the continuing entity and the securities exchange is treated as though we were acquired by DDS Holdings. Since we had conducted no significant business prior to the securities exchange, the principal accounting effect is the creation of goodwill associated with the value of our shares which were retained by our historic shareholders.

            DDS Holdings was formed in July 2002 for the purpose of commercializing certain technology which has been licensed by DDS Technologies Ltd.(""DDST"), a United Kingdom company which was a principal stockholder of DDS Holdings. The license provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDST. Management believes that this Disaggregation Dry System (DDS) technology system is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are believed by the various food manufacturers to have tremendous potential value both economically and nutritionally. Management believes that the results obtained utilizing the DDS technology is unattainable with any other currently available technology.

            The terms of the agreement required DDS Holdings to pay the at the time of signing $500,000 and 3,500,000 shares of the common stock of DDS Holdings, which was subsequently exchanged for 3,500,000 shares of our common stock in the share exchange transaction with DDS Holdings. We subsequently issued an additional 500,000 shares of our common stock to DDST for an extension of the license to Africa, subject to certain exceptions. The license agreement also calls for DDS Holdings to pay a royalty to DDST as follows:

a)	49% of the net profits derived from the sale of products embodying the licensed technology
b)	24% of the net profits derived from the licensing and rental of products embodying the licensed technology;
c)	49% of net profits derived from the sale of materials that are produced by machines embodying the licensed technology and subsequently sold for use in producing pharmaceutical additive, cosmetics or other products; and
d)	2% of the net profits derived from any source related to the licensed technology be donated to charity.

Results of Operations

            From inception through January 31, 2003 we have accrued an accumulated deficit of approximately $282,000. To date, we have yet to achieve revenues. Substantially all of our expenses have been associated with the testing and marketing of the DDS technology. During the quarter ended January 31, 2003, we lost approximately $213,000. We anticipate that losses from operations will continue for the next quarter primarily due to the relative long sales cycle and significant due diligence and testing on the part of the customers. We have marketed our technology to various large US and Latin American companies and anticipate that some contracts may be signed soon. However there can be no assurance that the DDS technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

Liquidity and Capital Resources

            We have funded our losses and license acquisitions through private placements of our common stock and we believe that we can continue to do so until we achieve positive cash flow from operations. As of October 31, 2002, our fiscal year-end, we had a cash balance of approximately $256,564. During the quarter ended January 31, 2003, we also paid an additional $200,000, and issued 500,000 shares of our common stock for the extension of our license into Africa. We raised gross proceeds of $300,000 from the sale of 300,000 shares of our common stock. As a result of our net loss, and the payment of the additional license fee our cash balance at January 31, 2003 was $120,000. While we believe that we can continue to raise capital, there can be no assurance to this effect. If we are unable to fund our losses until we can achieve positive operating cash flow, we cannot likely survive as a going concern for more than the short term. Subsequent to January 31, 2003 we raised gross proceeds of $450,000 from the private placement of 450,000 shares of our common stock, effected pursuant to exemptions from registration provided under Regulation D to the Securities Act of 1933.

ITEM 3. Controls and Procedures

            As of January 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	Not Applicable
Item 2.	Changes in Securities.	None
Item 3.	Defaults Upon Senior Securities.	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.

On November 29, 2002 a majority of the shareholders of the company took action by written consent to i) change the company's state of incorporation from Florida to Delaware, and ii) change the company's name from Black Diamond Industries, Inc. to DDS Technologies USA, Inc.

Item 5.	Other Information.	None
Item 6.	Exhibits and Reports of Form 8-K.

On December 2, 2002 we filed a current report on Form 8-K concerning i) our acquisition of DDS Holdings, Inc. in exchange for 68% of the issued and outstanding shares of the company, ii) the filing of a Form 14 C in connection with our increase in authorized shares of Common Stock of the company from 1,000,000 shares to 25,000,000 shares and the authorization of 1,000,000 shares of "blank check" preferred stock, par value $0.0001 per share, iii) our filing of an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida, iv) our Board of Directors declaration of a 14-1 stock dividend , v) our filing with the Securities and Exchange commission, and mailing to our shareholders, an information statement on Schedule 14F-1 notifying our shareholders of a change of directors and executive officers of the company, and vi) our filing of an information statement on Schedule 14C notifying our shareholders of the approval by written consent of a majority of the outstanding shares of common stock of the company in favor of a reincorporation merger which had the effect of changing our domicile from Florida to Delaware.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Ben Marcovitch certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of DDS Technologies USA, INC.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March 17,  2002

By: /s/ Ben Marcovitch President and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Joseph Fasciglione certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of DDS Technologies USA, INC.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March 17,  2002

By /s/ Joseph Fasciglione Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 18, 2002.

DDS Technologies USA, Inc..

By: /s/ Ben Marcovitch Ben Marcovitch President