Form 10QSB/A
period 2003-08-21
DDS TECHNOLOGIES USA INC
filed 2003-08-21
CIK 1099218

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2003: 14,211,150 shares of common stock outstanding, $0.0001 par value.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

DDS TECHNOLOGIES USA, INC.
(FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$102,600
Total Current Assets	102,600

FIXED ASSETS, NET	16,557
LICENSE	4,700,000
SECURITY DEPOSIT - RENT	4,977

TOTAL ASSETS	$4,824,134

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	$-
Common stock, $.0001 par value, 25,000,000 shares authorized, 14,711,525 issued and outstanding	1,471
Additional paid-in capital	5,123,092
Deficit accumulated during development stage	(300,429)

TOTAL STOCKHOLDERS' DEFICIENCY	$4,824,134
See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended January 31, 2003	For the Period From July 17, 2002 (Inception) Through January 31, 2003

REVENUES	$-	$-

EXPENSES
Professional fees	162,234	162,234
General and administrative expenses	70,196	138,195
Total Expenses	232,430	300,429

NET LOSS	$(232,430)	$(300,429)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	13,961,003	10,163,192
See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JANUARY 31, 2003
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Common stock issued for cash at inception	9,415,525	$942	$883,621	$-	$884,563

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	-	3,500,000

Common stock issued for cash, net in December 2002 and January 2003 at $1.00 per share	300,000	30	299,970	-	300,000

Common stock issued for license in January 2003 valued at $1.00 per share	500,000	50	499,950	-	500,000

Recapitalization for merger	996,000	99	(60,099)	-	(60,000)

Net loss:
July 17, 2002 (inception) through October 31, 2002	-	-	-	(67,999)	(67,999)
Three months ended January 31, 2003	-	-	-	(232,430)	(232,430)

BALANCE, JANUARY 31, 2003	14,711,525	$1,471	$5,123,092	$(300,429)	$4,824,134
See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended January 31, 2003	For the Period From July 17, 2002 (Inception) Through January 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,430)	$(300,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	569	569
Changes in operating assets and liabilities:
Prepaid expenses	(4,977)	(4,977)
Net Cash Used In Operating Activities	(236,838)	(304,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Black Diamond Industries, Inc.	-	(60,000)
Purchases of fixed assets	(17,126)	(17,126)
Acquisition of license	(200,000)	(700,000)
Net Cash Used In Investing Activities	(217,126)	(777,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	300,000	1,184,563
Net Cash Provided By Financing Activities	300,000	1,184,563

NET (DECREASE) INCREASE IN CASH	(153,964)	102,600

CASH - BEGINNING OF PERIOD	256,564	-

CASH - END OF PERIOD	$102,600	$102,600

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for license valued at $1.00 per share	$500,000	$4,000,000
See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2003
(UNAUDITED)

NOTE 1 BACKGROUND AND BASIS OF PRESENTATION

DDS Technologies USA, Inc. (formerly Black Diamond Industries, Inc.) and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company has been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation system for North America, Central America, the Caribbean (excluding Cuba), South America and Africa. On November 14, 2002, Black Diamond Industries, Inc., a public Florida corporation, conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93% of Black Diamond Industries, Inc. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of the Company returned 13,564,350 shares of common stock of the Company to treasury.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Since Black Diamond Industries, Inc was a public shell and DDS Holdings, Inc. is a development stage company with no revenues, the transaction was treated as a recapitalization of the Company.

In December 2002, the Company changed its name to DDS Technologies USA, Inc. and reincorporated in the state of Delaware.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

(B) Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DDS TECHNOLOGIES USA, INC.
FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2003
(UNAUDITED)

(C) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. There are no common stock equivalents outstanding as of January 31, 2003.

(D) Fixed Assets

Fixed assets at January 31, 2003 consist of computer equipment. The equipment is depreciated over five years using the straight-line method.

(E) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of January 31, 2003 and for the three months then ended are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB as of October 31, 2002.

NOTE 3 LICENSE

On August 29, 2002, the Company (the licensee) entered into an exclusive license agreement with DDS Technologies LTD. (the licensor, a United Kingdom company). The initial license agreement provided for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, #02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The terms of the agreement required the Company to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of the Company, which were paid during 2002.

For the three months ended January 31, 2003, the Company paid an additional $200,000 and issued an additional 500,000 shares of our common stock valued at $1.00 per share to DDS Technologies LTD. for an extension of the license to include Africa subject to certain exceptions.

In accordance with the agreement, the Company is required to pay the licensor: (1) 49% of the net profits derived from the sale of products embodying the technology, (2) 24% of the net profits derived from the licensing and rental of products embodying the technology, and (3) 49% of the net profits derived from the sale of materials that are produced by machines embodying the technology and subsequently sold for use in producing pharmaceuticals, additives, cosmetics or other products. Additionally, the Company is required to pay 2% of the net profits derived in (1) through (3) above to a charity designated by the licensor.

DDS TECHNOLOGIES USA, INC.
FORMERLY BLACK DIAMOND INDUSTRIES, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2003
(UNAUDITED)

NOTE 4 RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2003 and for the period from July 17, 2002 through January 31, 2003, the Company incurred consulting expenses of $71,000 and $74,000, respectively from stockholders of the Company. Also see Note 3 for additional related party transaction.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Background and Basis of Presentation

            DDS Technologies USA, Inc. (formerly Black Diamond Industries, Inc.) and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002.  The Company has been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation system for North America, Central America, the Caribbean (excluding Cuba), South America and Africa.  On November 14, 2002, Black Diamond Industries, Inc., a public Florida corporation, conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company pursuant to a securities exchange agreement dated October 27, 2002.  Under the terms of the securities exchange agreement, the shareholders of DDS Holdings agreed to transfer all of the issued and outstanding shares of common stock of DDS Holdings to the Company in exchange for an aggregate of 13,715,525 shares of common stock, or 93% of the issued and outstanding shares, of the Company. Immediately prior to, and in connection with the securities exchange transaction, Peter Goldstein, the sole director and officer and majority shareholder of the Company returned 13,564,350 shares of common stock of the Company to treasury. Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes.  Since Black Diamond Industries, Inc. was a public shell and DDS Holdings, Inc. is a development stage company with no revenues, the transaction was treated as a recapitalization of the Company.  In December 2002, the Company changed its name to DDS Technologies USA, Inc. and reincorporated in the state of Delaware.

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

Results of Operations

            From inception through January 31, 2003 we have an accumulated deficit of $300,429. To date, we have yet to achieve revenues. Substantially all of our expenses have been associated with merger costs, professional fees and marketing expenses. During the quarter ended January 31, 2003, we lost $232,430. We anticipate that losses from operations will continue for at least the next two quarters primarily due to the relative long sales cycle and significant due diligence and testing on the part of the customers. We have marketed our technology to various large US and Latin American companies and anticipate that some contracts may be signed soon. However there can be no assurance that the DDS technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

Liquidity and Capital Resources

            We have funded our losses and license acquisitions through private placements of our common stock and we believe that we can continue to do so until we achieve positive cash flow from operations. As of October 31, 2002, our fiscal year-end, we had a cash balance of $256,564. During the quarter ended January 31, 2003, we also paid an additional $200,000, and issued 500,000 shares of our common stock for the extension of our license into Africa. We raised gross proceeds of $300,000 from the sale of 300,000 shares of our common stock. As a result of our net loss, and the payment of the additional license fee our cash balance at January 31, 2003 was $102,600. While we believe that we can continue to raise capital, there can be no assurance to this effect. Subsequent to January 31, 2003 we raised gross proceeds of $450,000 from the private placement of 450,000 shares of our common stock, effected pursuant to exemptions from registration provided under Regulation D to the Securities Act of 1933.

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I Ben Marcovitch certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of DDS Technologies USA, INC.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 I Joseph Fasciglione certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of DDS Technologies USA, INC.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

By:	DDS Technologies USA, Inc. /s/ Ben Marcovitch Ben Marcovitch President